Form 10QSB
period 2000-09-30
URAG CORP
filed 2000-11-06
CIK 1098856

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

          (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                     For the quarterly period ended September 30, 2000.

           ( )Transition  report  pursuant  to  Section  13 or 15(d) of the
              Exchange  Act  for  the  transition  period  from  _________  to
              _________ .

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

                                      YES (x ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of September 30, 2000.

                             5,000,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                                URAG CORPORATION

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

    Balance Sheets as of September 30, 2000 and December 31, 1999 .............3

    Statements of Operations  for the three and nine months ended
    September 30, 2000 and the period November 8, 1999 (date of incorporation) to September 30, 2000 ......................................4

    Statement of Stockholders' Equity (Deficit) for the nine months ended
    September 30, 2000.........................................................5

    Statements of Cash Flows for the three and nine months ended
    September  30, 2000 and the period November 8, 1999 (date of incorporation) to September 30, 2000.......................................6

    Notes to Financial Statements..............................................7

Item 2. Management's Discussion and Analysis of Financial Condition and
      Results of Operations or Plan of Operations..............................8


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings......................................................9
Item 2. Changes in Securities..................................................9
Item 3. Defaults Upon Senior Securities........................................9
Item 4. Submission of Matters to a Vote of Securities Holders..................9
Item 5. Other Information......................................................9
Item 6. Exhibits and Reports on Form 8-K.......................................9

Signatures.....................................................................9

                                URAG CORPORATION
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                                        September 30,
                                                           2000               December
                                                       (Unaudited)            31, 1999
                                                       -----------            --------

 ASSETS

 TOTAL ASSETS - CASH                                    $   500               $   500
                                                        =======               =======



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES -Accrued liabilities                        $     0               $ 1,500

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock - $.0001 par value:5,000,000 shares authorized; zero shares issued and outstanding

Common stock - $.0001 par value;  20,000,000 shares
authorized; 5,000,000 shares issued and outstanding         500                   500

Additional  paid-in capital                               4,253                 2,057

Deficit accumulated during the development stage         (4,253)               (3,557)
                                                        -----------           ----------


     Total stockholders' equity (deficit)                   500                (1,000)
                                                        -----------           ----------


TOTAL                                                   $   500               $   500
                                                        ==========            ==========


   SEE NOTES TO FINANCIAL STATEMENTS.

                                URAG CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                         Nine Months        Three Months        November 8,1999
                        Ended September,   Ended September,  (date of incorporation)
                          30, 2000           30, 2000         to September 30, 2000
                       -------------      -------------         ------------------

   EXPENSES:

    Professional
     and consulting        $  696               $  0              $  3,954
    Organization costs          0                  0                   299
                           ----------           ------            --------


   NET LOSS                $ (696)              $ (0)             $ (4,253)
                           =======              =======           =========



   NET LOSS PER SHARE       $ 0.00              $ 0.00            $ 0.00
                            ======              ======            ======


   SEE NOTES TO FINANCIAL STATEMENTS.

                                URAG CORPORATION
                        (A Development Stage Enterprise)

                    STATEMENT OF STOCKHOLDERS' EQUITY (DEEFICIT)
                    For the nine months ended September 30, 2000
                                   (Unaudited)

                                                                         Deficit
                                                                      Accumulated
                                                         Additional   During the
                                   Common Stock          Paid in      Development
                                Shares       Value       Capital      Stage         Total
                               ---------   --------    -----------    ----------   ---------

Balances, December 31,1999     5,000,000    $   500     $   2,057     $ (3,557)    $(1,000)

Capital contribution                  -          -          2,196            -       2,196
Net loss for the nine months
ended September 30, 2000              -          -             -          (696)       (696)
                                --------   ---------   ----------     ---------   ----------
Balances, September 30, 2000   5,000,000    $   500     $   4,253      $(4,253)    $   500
                               =========   =========   ==========     =========   ==========



SEE NOTES TO FINANCIAL STATEMENTS.

                                URAG CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months          Three Months            November 8,1999
                                                    Ended September,   Ended September 30,   (date of incorporation)
                                                      30, 2000              2000              to September 30, 2000
                                                   -----------------   -----------------     -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES-Net loss           $(696)              $(0)                  $(4,253)

   Adjustments to reconcile net loss to net cash used by operating activities

     Decrease in accrued liabilities                   (1,500)               (0)                        -
                                                       -------          --------                  --------
NET CASH USED IN OPERATING ACTIVITIES                  (2,196)               (0)                   (4,253)
                                                       -------          --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock               0                 0                       500
   Capital contributions                                2,196                 0                     4,253
                                                       -------          --------                  --------

CASH PROVIDED BY FINANCING ACTIVITIES                   2,196                 -                     4,753
                                                       -------          --------                  --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   -                 -                       500
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            500               500                         0
                                                       -------          --------                  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $500              $500                      $500
                                                       =======          ========                  ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                           $0                $0                        $0
                                                           ==                ==                        ==

   Taxes paid                                              $0                $0                        $0
                                                           ==                ==                        ==





SEE NOTES TO FINANCIAL STATEMENTS.

                                URAG CORPORATION
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Urag Corporation ("we", "us", "our") was incorporated under the laws of the state of Delaware on November 8, 1999. We are considered to be in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. We intend to investigate and, if such investigation warrants, engage in business combinations. Our planned principal operations have not commenced, therefore accounting policies and procedures have not yet been established.

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

Our accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the"SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit of $4,253 as of September 30, 2000. We do not currently engage in business activities that provide any cash flow, accordingly our ability to continue as a going concern is dependent on our management's ability to fund our cash requirements until a business combination is closed. These factors among others may indicate that we will be unable to continue as a going concern for a reasonable period of time.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with financial statements as of and for the period ended September 30, 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and have neither engaged in any operations nor generated any revenues to date. We have $500 in assets. Our expenses from inception through September 30, 2000, all funded by a capital contribution from management, are $4,253.

Substantially all of our expenses that must be funded by management will be from our efforts to identify a suitable acquisition candidate and close the acquisition. Management has agreed in writing to fund our cash requirements until an acquisition is closed. So long as management does so, we will have sufficient funds to satisfy our cash requirements as we anticipate incurring no significant expenditures before the closing of an acquisition. During this time we anticipate our expenses to be limited to accounting fees, legal fees, telephone, mailing, filing fees and occupational license fees.

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

  October 25, 2000      /s/ Alfred Arberman

   Date.....Alfred Arberman, President